Form 10-K
period 2002-12-31
STRUCTURED ASSET SECURITIES CORP MORT PAS THR CER SE 2002-2
filed 2003-03-28
CIK 1166401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from January 1, 2002
        (Commencement of Operations) to December 31, 2002.


[ ]     Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from   to

                       Commission File Number 333-63602-01

                    STRUCTURED ASSET SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                             74-2440850
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)


745 Seventh Avenue
New York, NY                                              10019
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code : (212) 526-7000

                     Structured Asset Securities Corporation
               Mortgage Pass-Through Certificates Series 2002-2
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates Series 2002-2
--------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of holders of each Class of Offered Certificates during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2002, the number of holders of each Class of Offered Certificates was 21.

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Omitted.

    (2)  Financial Statement Schedules:

         Omitted.

    (3)  Exhibits:

     Annual Independent Accountant's Servicing Reports concerning servicing activities for the year ended December 31, 2002, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002, filed as Exhibit 99.2 herto.

     Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2002, filed as Exhibit 99.3 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2002.

     Current Reports on Form 8-K, dated October 25, 2002, November 26, 2002, and December 26, 2002, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates Series 2002-2
-----------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 31, 2003            By:  Aurora Loan Services Inc.,
                                        as Master Servicer

                                        /s/ E. Todd Whittemore
                                        --------------------------------------
                                  Name: E. Todd Whittemore
                                 Title: Executive Vice President

                                  Certification
                     Structured Asset Securities Corporation
                Mortgage Pass-Through Certificates Series 2002-2


     I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services Inc., certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Securities Corporation, Mortgage Pass-Through Certificates Series 2002-2;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

     4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, as Trustee; Greenpoint Mortgage Funding, Inc., as Servicer; National City Mortgage Co., as Servicer; IndyMac Bank, F.S.B., as Servicer; Golden First Mortgage Corp., as Servicer, and Suntrust Mortgage, Inc., as Servicer.


Date: March 31, 2003

/s/ E. Todd Whittemore
------------------------
Executive Vice President
Aurora Loan Services Inc.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit Description

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2002

        a) Aurora Loan Services Inc., as Servicer
        b) Greenpoint Mortgage Funding, Inc., as Servicer *
        c) National City Mortgage Co., as Servicer
        d) IndyMac Bank, F.S.B., as Servicer *
        e) Golden First Mortgage Corp., as Servicer
        f) Suntrust Mortgage, Inc., as Servicer *


99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

        a) Aurora Loan Services Inc., as Servicer
        b) Greenpoint Mortgage Funding, Inc., as Servicer *
        c) National City Mortgage Co., as Servicer
        d) IndyMac Bank, F.S.B., as Servicer *
        e) Golden First Mortgage Corp., as Servicer
        f) Suntrust Mortgage, Inc., as Servicer *

99.3    Annual Statement of Compliance for the year ended December 31, 2002.

        a)  Aurora Loan Services Inc., as Master Servicer


     * Such document (i) is not filed herewith since such document was not received by the reporting person at least three (3) business days prior to the due date covered by this report and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the reporting person's receipt of such document. The reporting person does not have knowledge of the contents of any such report.

                                  EXHIBIT 99.1
      Annual Independent Accountant's Servicing Report for the year ended
                                December 31, 2002

Ernst & Young LLP
Suite 3300
170 17th Street
Denver, Colorado  80202-5663
Telephone:  (720) 931-4000
Facsimile:  (720) 931-4444


Report on Management's Assetion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Aurora Loan Services Inc.


     We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended November 30, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

     In our opinion, management's assertion, that Aurora Loan Services Inc. complied with the aforementioned requirements during the year ended November 30, 2002, is fairly stated, in all material respects.

     The report is intended solely for the ifnormation and use of the board of directors, management, and the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association, and the Company's private investors and is not intended to be and should not be used by anyone other than these specified parties.

By:  /s/ Ernst & Young LLP
---------------------------

March 14, 2003

Ernst  & Young LLP
1300 Huntington Building
925 Yuclid Avenue
Cleveland, Ohio  44115-1405
Telephone:  (216) 861-5000
www.ey.com



Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
National City Mortgage Co.


     We have examined management's assertion, included in the accompanying Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2002. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

     In our opinion, management's assertion, that NCM complied with the aforementioned requirements for the year ended December 31, 2002, is fairly stated, in all material respects.

     This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association, and NCM's private investors and is not intended to be and should not be used by anyone other than these specified parties.


By:  /s/ Ernst & Young LLP
--------------------------

February 24, 2003

Deloitte & Touche, LLP
150 College Land East
3rd Tower
Princeton, New Jersey  08540
Telephone:  (609) 514-1000
Facsimile:  (609) 514-3603
www.deloitte.com



INDEPENDENT ACCOUNTANTS' REPORT


Golden First Mortgage Corp.
Melville, New York


     We have examined management's assertion about Golden First Mortgage Corp's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended July 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended July 31, 2002, is fairly stated in all material respects.

By:  /s/ Deloitte & Touche, LLP
--------------------------------

October 11, 2002
                                      -11-

                                  EXHIBIT 99.2
     Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002

Aurora Loan Services Inc.
Corporate Headquartes
2530 S. Parker Road, Suite 601
Aurora, CO 80014
Telephone:  (303) 632-3000
            (800) 880-0126
Facsimile:  (303) 632-3001



Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management



     We, as members of management of Aurora Loan Services Inc. (the "Company"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of November 30, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

     As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $30,000,000.


By:  /s/ Ralph A. Lenzi, III
----------------------------
Ralph A. Lenzi, III
Chief Executive Officer


By:  /s/ Rick W. Skogg
----------------------------
Rick W. Skogg
President


By:  /s/ Roy W. Browning, III
-----------------------------
Chief Financial Officer


By:  /s/ Alexandra M. Delargy
-----------------------------
Alexandra M. Delargy
Senior Vice President and Controller

March 14, 2003

National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342

Mailing Address:
P.O. Box 1820
Dayton, Ohio  45401-1820



Management's Assertion on Compliance with Minimum Servicing
Stardards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management


     We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

     As of and for this same period, NCM had in effect a fidelity bond policy in the amount of $50 million and an errors and omissions policy in the amount of $40 million.



By:  /s/ Charles Abourezk
--------------------------
Charles Abourezk
Senior Vice President


February 24, 2003

Golden First Mortgage Corp.     Licensed Mortgage Banker NYS Banking Department
One Huntington Quadrangle
Melville, New York  11747
Telephone:  (631) 249-2100
Facsimile:  (631) 249-2322
www.gnloans.com



     As of and for the year ended July 31, 2002, Golden First Mortgage Corp. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Golden First Mortgage Corp. had in effect a fidelity bond and errors and omissions policy in the amount of $5 million and $5 million, respectively.



By:  /s/ David Movtady                          By:  /s/ Barbara Bruce
----------------------                          ----------------------
David Movtagy                                   Barbara Bruce
President                                       Controller

                                  EXHIBIT 99.3
      Annual Statement of Compliance for the year ended December 31, 2002.


Aurora Loan Services Inc.
orporate Headquartes
2530 S. Parker Road, Suite 601
Aurora, CO 80014
Telephone:  (303) 632-3000
            (800) 880-0126
Facsimile:  (303) 632-3001


Via UPS

March 15, 2003

Nadezhka Thomas
JPMorgan Chase Bank
4 New York Plaza, 6th floor
New York, NY 10004

RE:      SASCO Series 2002-2, 2002-4H, 2002-11A, 2002-14A, 2002-16A, 2002-18A
         Annual Officer's Certificate as to Compliance

Dear Ms. Thomas:

     The undersigned Officer certifies the following for the period ending on December 31, 2002:

     1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

     2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

     4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.

Certified By:

/s/ R. Peter Karr
---------------------------

R. Peter Karr
Senior Vice President
Master Servicing Division