Form 10-K/A
period 2002-12-31
STRUCTURED ASSET SECURITIES CORP MORT PAS THR CER SE 2002-2
filed 2003-05-15
CIK 1166401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

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

                                AMENDMENT 1 OF 1

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates Series 2002-2
--------------------------------------------------------


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

     Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002, filed as Exhibit 99.2 hereto.

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


Date:  May 15, 2003                  By:  Aurora Loan Services Inc.,
                                        as Master Servicer

                                        /s/ E. Todd Whittemore
                                        --------------------------------------
                                  Name: E. Todd Whittemore
                                 Title: Executive Vice President

                                  Certification
                     Structured Asset Securities Corporation
                Mortgage Pass-Through Certificates Series 2002-2


     I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services Inc., certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Securities Corporation, Mortgage Pass-Through Certificates Series 2002-2;

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


Date: May 15, 2003

/s/ E. Todd Whittemore
------------------------
Executive Vice President
Aurora Loan Services Inc.

                                 EXHIBIT INDEX

Exhibit Description

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2002

        a) Greenpoint Mortgage Funding, Inc., as Servicer
        b) IndyMac Bank, F.S.B., as Servicer
        c) SunTrust Mortgage, Inc., as Servicer


99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

        a) Greenpoint Mortgage Funding, Inc., as Servicer
        b) IndyMac Bank, F.S.B., as Servicer
        c) SunTrust Mortgage, Inc., as Servicer

                                  EXHIBIT 99.1
      Annual Independent Accountant's Servicing Report for the year ended
                                December 31, 2002

PricewaterhouseCoopers, LLP
400 S. Hope Street
Los Angeles, CA  90071


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of GreenPoint Mortgage Funding, Inc.


     We have examined management's assertion about GreenPoint Mortgage Funding, Inc.'s (the "Company"), a wholly owned subsidariy of GreenPoint Bank, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimun servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the company's compliance with the standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


March 27, 2003

Ernst  & Young LLP
725 South Figueroa Street
Los Angeles, CA  90017
(213) 977-3200
www.ey.com



                 Report on Management's Assertion on
          Compliance with Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
IndyMac Bank, F.S.B.


     We have examined management's assertion, included in the accompanying titled Report of Management that, except for noncompliance with the minimum servicing standards for the annual analysis of escrow accounts and for payment or accretion of interest on escrow accounts in accordance with applicable state laws, IndyMac Bank, F.S.B. and subsidiaries (the "Bank") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with specified requirements.

     In our opinion, management's assertion that, except for noncompliance with the minimum servicing standards for escrow accounts that should be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis and for interest on escrow accounts that should be paid, or credited, to mortgagors in accordance with applicable state laws, the Bank complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

     As discussed in management's assertion, the following instances of material noncompliance occurred at the Bank during the year ended December 31, 2002:

     . Minimum servicing standards require escrow accounts be analyzed at least annually. As of December 31, 2002, the Bank was in compliance with the minimum servicing standard that requires escrow accounts be analyzed at least annually. However, during the year ended December 31, 2002, the Bank identified approximately 400 escrow accounts which had not been analyzed for more than a year. Subsequent to the identification of this exception, the Bank performed a review of all escrow accounts and completed the required analysis.

     . Minimum servicing standards require interest on escrow accounts be paid, or credited, to mortgagors in accordance with applicable state laws. As of December 31, 2002, the Bank was in compliance with the minimum servicing standard that requires interest on escrow accounts be paid, or credited, to mortgagors in accordance with applicable state laws. However, during the year ended December 31, 2002, the Bank identified certain escrow accounts for which the timing of interest payments by the Bank differed from the respective state requirements. Subsequent to the identification of this exception, the Bank made modifications to the servicing system to ensure interest on escrow accounts was paid, or credited, in accordance with applicable state laws.

     This report is intended solely for the information and use of the Board of Directors, audit committee, management, Fannie Mae, Freddie Mac, Ginnie Mae and other investors in serviced assets and is not intended to be and should not be used by anyone other than these specified parties.


By:  /s/ Ernst & Young LLP
--------------------------

Janaury 24, 2003

PricewaterhouseCoopers, LLP
1751 Pinnacle Drive
McLean VA 22102-3811



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of SunTrust Mortgage, Inc. and Subsidiaries


     We have examined management's assertion about SunTrust Mortgage, Inc. and Subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit
1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned Standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


February 24, 2003

                                                                Exhibit I
GreenPoint Mortgage
100 Wood Hollow Drive
Novato, CA 94945


                   Management's Assertion Regarding Compliance
                        With Minimum Servicing Standards



     As of and for the year ended December 31, 2002, GreenPoint Mortgage Funding, Inc. (the "Company"), a wholly-owned subsidiary of GreenPoint Bank, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

     As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $20,000,000 and $50,000,000, respectively.

March 27, 2003


By:   /s/ Dennis Tussey
-----------------------------
Dennis Tussey
Servicing Manager



By:   /s/ David Petrini
-----------------------------
David Petrini
Chief Financial Officer

By:  /s/ S. A. Ibrahim
------------------------------
S. a. Ibrahim
Chief Financial Officer

IndyMac Bank
155 North Lake Avenue
Pasadena, CA  91101
www.indymacbank.com


                 Report on Management's Assertion on Compliance
               with Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                              Report to Managment

     We, as members of management of IndyMac Bank, F.S.B. (the "Bank"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation for the Bank's compliance with the minimum servicing standards set forth in the USAP as as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the Bank complied, in all material respects, with the minimum servicing standards set forth in the USAP, except as described in the following two paragraphs:

     . Minimum servicing standards require escrow accounts be analyzed at least annually. As of December 31, 2002, the Bank was in compliance with the minimum servicing standard that requires escrow accounts be analyzed at least annually. However, during the year ended December 31, 2002, the Bank identified approximately 400 escrow accounts which had not been analyzed for more than a year. Subsequent to the identification of this exception, the Bank performed a review of all escrow accounts and completed the required analysis.

     . Minimum servicing standards require interest on escrow accounts be paid, or credited, to mortgagors in accordance with applicable state laws. As of December 31, 2002, the Bank was in compliance with the minimum servicing standard that requires interest on escrow accounts be paid, or credited, to mortgagors in accordance with applicable state laws. However, during the year ended December 31, 2002, the Bank identified certain escrow accounts for which the timing of interest payments by the Bank differed from the respective state requirements. Subsequent to the identification of this exception, the Bank made modifications to the servicing system to ensure interest on escrow accounts was paid, or credited, in accordance with applicable state laws.

     As of December 31, 2002 and for the year then ended, the Bank had in effect a fidelity bond in the amount of $35,000,000 and an errors and omissions policy in the amount of $20,000,000.


/s/  Michael W. Perry                           /s/ Tony Eibers
------------------------                        ------------------------------
Michael W. Perry                                Tony Eibers
Chairman and                                    Executive Vice President
Chief Executive Officer                         Home Loan Servicing

/s/ Scott Keys                                  /s/ Jeff Lankey
------------------------                        ------------------------------
Scott Keys                                      Jeff Lankey
Executive Vice President and                    Senior Vice President and
Chief Executive Officer                         Chief Accounting Officer


January 24, 2003

                                                                Exhibit I
SunTrust Mortgage, Inc.
901 Sommes Avenue
Richmond, VA  23224



                   Management's Assertion Regarding Compliance
                        With USAP Minimum Servicing Standards


February 24, 2003

     As of and for the year ended December 31, 2002, SunTrust Mortgage, Inc. and its subsidiaries (the "Company"), have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") (see
Exhibit II).

     As of and for this same period, the Company had in effect a SunTrust Banks, Inc. fidelity bond and errors and ommissions policy in the amount of $125 million and a SunTrust Banks, Inc. mortgage errors and omissions policy in the amount of $45 million.


/s/ Robert S. Reynolds
--------------------------
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer


/s/ Julie W. Andrews
--------------------------
Julie W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/ Kathryn Pedon
-------------------------
Kathryn Pedon
Senior Vice President, Manager, Loan Administration Division

                                                                Exhibit II


                        USAP MINIMUM SERVICING STANDARDS

I. CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    .  be mathematically accurate;
    . be prepared within forty-five (45) calendar days after the cutoff date; . be reviewed and approved by someone other than the person who prepared the reconciliation; and
    . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgator with thirty (30) calendar days of payoff of the mortgage loan.


II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgator's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgator's loan documents.


III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investor's records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on ARM loans shall be computed base on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.     DELINQUENCIES

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII.    INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.